Form 10-K
period 2006-12-31
Securitized Asset Backed Receivables LLC Trust 2006-FR3
filed 2007-04-02
CIK 1369048

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2006

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


       Commission file number of issuing entity:  333-130543-05

       Securitized Asset Backed Receivables LLC Trust 2006-FR3
       (exact name of issuing entity as specified in its charter)

       Securitized Asset Backed Receivables LLC
       (exact name of the depositor as specified in its charter)

       Sutton Funding LLC
       (exact name of the sponsor as specified in its charter)


  New York                                          54-2197731
  (State or other jurisdiction of                   54-2197732
  incorporation or organization of                  54-2197733
  issuing entity)                                   54-2197734
                                                    54-6723246
                                                    (I.R.S. Employer
                                                    Identification No.
                                                    of issuing entity)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices     (Zip Code of issuing entity)
   of issuing entity)

  Issuing entity telephone number, including area code: (212) 412-4000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):


  Large accelerated filer ___  Accelerated filer ___  Non-accelerated filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)any annual report to security holders; (2) any proxy or information statement; and (3)any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I
  Item 1.  Business.

            Not Applicable.


  Item 1A.  Risk Factors.

            Not Applicable.


  Item 1B.  Unresolved Staff Comments.

            None.


  Item 2.  Properties.

            Not Applicable.


  Item 3.  Legal Proceedings.

            Not Applicable.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            Not Applicable.


                                PART II

  Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            Not Applicable.


  Item 6.  Selected Financial Data.

            Not Applicable.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Not Applicable.


  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

            Not Applicable.


  Item 8.  Financial Statements and Supplementary Data.

            Not Applicable.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

            Not Applicable.


  Item 9A. Controls and Procedures.

            Not Applicable.


  Item 9A(T). Controls and Procedures.

            Not Applicable.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors, Executive Officers and Corporate Governance.

            Not Applicable.


  Item 11. Executive Compensation.

            Not Applicable.

  Item 12. Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters.

            Not Applicable.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

            Not Applicable.


  Item 14. Principal Accounting Fees and Services.

            Not Applicable.



                ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

  Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

            No single obligor represents 10% or more of the pool assets held by the issuing entity.


  Item 1114(b)(2) and 1115(b) of Regulation AB, Significant Enhancement
             Provider Financial Information.



            No entity or group of affiliated entities provides any external credit enhancement, uses any derivative instruments or other support for any class of certificates issued by the issuing entity.



  Item 1117 of Regulation AB, Legal Proceedings.

            Pursuant to a Form 8-K filed on March 7, 2007 by Fremont General Corporation ("Fremont General"), the parent of Fremont Investment & Loan ("Fremont"), a responsible party in connection with the Securities Asset Back Receivables LLC Trust 2006 - FR3 Mortgage Pass-Through Certificates, Fremont General announced that it, Fremont and Fremont General's wholly owned subsidiary, Fremont General Credit Corporation, entered into a voluntary formal agreement, to be designated as a cease and desist order, with the Federal Deposit Insurance Corporation. For more information, see
            Exhibit 99.



  Item 1119 of Regulation AB, Affiliations and Certain Relationships and
             Related Transactions.


            None.

  Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.


            See Exhibits 33 and 34 and as otherwise disclosed below.

            The 1122 statements for Wells Fargo Bank, National Association (Corporate Trust Services) has disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.


  Item 1123 of Regulation AB, Servicer Compliance Statement.



            See Exhibit 35.




                                PART IV


  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

   (4) Pooling and Servicing Agreement (Filed as an exhibit to Form 8-K filed on August 18, 2006 and incorporated by reference herein)

 (10.1) Sponsor Representation Letter, dated as of August 3, 2006, between Sutton Funding LLC and the Depositor (Filed as Exhibit 10.1 to Form 8-K filed on August 18, 2006, and incorporated by reference herein.)

 (10.2) Interest Rate Swap Agreement, dated August 3, 2006, between Barclays Bank PLC, the swap provider, and Wells Fargo Bank, National Association, the trustee (Filed as Exhibit 10.2 to Form 8-K filed on August 18, 2006, and incorporated by reference herein.)

 (10.3) Cap Agreement, dated August 3, 2006, between Barclays Bank PLC, the cap provider, and Wells Fargo Bank, National Association, the trustee (Filed as Exhibit 10.3 to Form 8-K filed on August 18, 2006, and incorporated by reference herein.)

   (31)  Rule 13a-14(d)/15d-14(d) Certifications.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.




      a) HomEq Servicing Corporation, as Servicer <F1>
      b) Wells Fargo Bank, N.A., as Trustee <F1>
      c) Wells Fargo Bank, N.A., as Custodian <F1>
      d) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for HomEq Servicing Corporation, as Sub-Contractor <F1>
      e) ZC Real Estate Tax Solutions Limited as Sub-Contractor for HomEq Servicing Corporation, as Sub-Contractor <F1>


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) HomEq Servicing Corporation, as Servicer <F1>
      b) Wells Fargo Bank, N.A., as Trustee <F1>
      c) Wells Fargo Bank, N.A., as Custodian <F1>
      d) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for HomEq Servicing Corporation, as Sub-Contractor <F1>
      e) ZC Real Estate Tax Solutions Limited as Sub-Contractor for HomEq Servicing Corporation, as Sub-Contractor <F1>


     (35) Servicer compliance statement.


      a) HomEq Servicing Corporation, as Servicer <F1>
      b) Wells Fargo Bank, N.A., as Trustee <F1>
    (99) Description of Fremont matters <F1>


   (b) See (a) above.

   (c) Not Applicable.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



    Securitized Asset Backed Receivables LLC
    (Depositor)



    /s/ Paul Menefee
    Paul Menefee, Vice President and Chief Accounting Officer

    Date:      March 30, 2007


  Exhibit Index

  Exhibit No.

   (4) Pooling and Servicing Agreement (Filed as an exhibit to Form 8-K filed on August 18, 2006 and incorporated by reference herein)

 (10.1) Sponsor Representation Letter, dated as of August 3, 2006, between Sutton Funding LLC and the Depositor (Filed as Exhibit 10.1 to Form 8-K filed on August 18, 2006, and incorporated by reference herein.)

 (10.2) Interest Rate Swap Agreement, dated August 3, 2006, between Barclays Bank PLC, the swap provider, and Wells Fargo Bank, National Association, the trustee (Filed as Exhibit 10.2 to Form 8-K filed on August 18, 2006, and incorporated by reference herein.)

 (10.3) Cap Agreement, dated August 3, 2006, between Barclays Bank PLC, the cap provider, and Wells Fargo Bank, National Association, the trustee (Filed as Exhibit 10.3 to Form 8-K filed on August 18, 2006, and incorporated by reference herein.)

   (31)  Rule 13a-14(d)/15d-14(d) Certifications.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.




      a) HomEq Servicing Corporation, as Servicer
      b) Wells Fargo Bank, N.A., as Trustee
      c) Wells Fargo Bank, N.A., as Custodian
      d) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for HomEq Servicing Corporation
      e) ZC Real Estate Tax Solutions Limited as Sub-Contractor for HomEq Servicing Corporation


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) HomEq Servicing Corporation, as Servicer
      b) Wells Fargo Bank, N.A., as Trustee
      c) Wells Fargo Bank, N.A., as Custodian
      d) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for HomEq Servicing Corporation
      e) ZC Real Estate Tax Solutions Limited as Sub-Contractor for HomEq Servicing Corporation


     (35) Servicer compliance statement.


      a) HomEq Servicing Corporation, as Servicer
      b) Wells Fargo Bank, N.A., as Trustee
    (99) Description of Fremont matters


  EX-31 Rule 13a-14(d)/15d-14(d) Certifications

  Re: Securitized Asset Backed Receivables LLC Trust 2006-FR3 (the "Trust"), Mortgage Pass-Through Certificates, Series 2006-FR3, issued pursuant to the Pooling and Servicing Agreement, dated as July 1, 2006 (the "Pooling and Servicing Agreement"), by and among Securitized Asset Backed Receivables LLC, as depositor, Wells Fargo Bank, National Association, as trustee (the "Trustee"), HomEq Servicing Corporation, as servicer (the "Servicer"), OfficeTiger Global Real Estate Services Inc., as loan performance advisor, and Fremont Investment & Loan, as responsible party

  I, Paul Menefee, certify that:

  1. I have reviewed this annual report on Form 10-K ("Annual Report"), and all reports on Form 10-D (collectively with this Annual Report, the "Reports") required to be filed in respect of period covered by this Annual Report, of the Trust;

  2. Based on my knowledge, the Reports, taken as a whole, do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

  3. Based on my knowledge, all of the distribution, servicing and other information required to be provided under Form 10-D for the period covered by this Annual Report is included in the Reports;

  4. Based on my knowledge and the compliance statements required in this Annual Report under Item 1123 of Regulation AB, and except as disclosed in the Reports, the Servicer has fulfilled its obligations under the Pooling and Servicing Agreement in all material respects; and

  5. All of the reports on assessment of compliance with servicing criteria for asset-backed securities and their related attestation reports on assessment of compliance with servicing criteria required to be included in this Annual Report in accordance with Item 1122 of

     Regulation AB and Exchange Act Rules 13a-18 and 15d-18 have been included as an exhibit to this Annual Report, except as otherwise disclosed in this Annual Report. Any material instances of non-compliance described in such reports have been disclosed in this Annual Report.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: the Trustee and the Servicer.



     Dated:    March 30, 2007

     /s/ Paul Menefee
     Signature

     Vice President and Chief Accounting Officer
     Title


EX-33 (a)
HOMEQ SERVICING

Assessment of Compliance with Applicable Servicing Criteria

1. Barclays Capital Real Estate Inc. d/b/a HomEq Servicing ("HomEq") is responsible for assessing compliance with the applicable servicing criteria set forth in Item 1122(d) of Regulation AB of the Securities and Exchange Commission (the "Applicable Servicing Criteria"), as of December 31, 2006 and for the period from November 1, 2006 through December 31, 2006 (the "Reporting Period"), as set forth in Appendix A hereto. The transactions covered by this report include asset-backed securities transactions for which HomEq acted as servicer involving subprime residential mortgage loans (other than transactions that closed prior to January 1, 2006) (the "Platform");


2. HomEq has engaged a vendor (the "Vendor") to perform specific, limited or scripted activities, and HomEq elects to take responsibility for assessing compliance with the servicing criteria or portion of the servicing criteria applicable to such Vendor's activities as set forth in Appendix A hereto. HomEq management has determined that this Vendor is not considered a "servicer" as defined in item 1101(j) of Regulation AB, and HomEq's management has elected to take responsibility for assessing compliance with the servicing criteria applicable to this Vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, management has asserted that it has policies and procedures in place to provide reasonable assurance that the Vendor's activities comply in all material respects with the servicing criteria applicable to the Vendor. The Company's management is solely responsible for determining that HomEq meets the SEC requirements to apply Interpretation 17.06 for the Vendor and related criteria as described in HomEq's assertion;

3. Except as set forth in paragraph 4 below, HomEq's management used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the applicable servicing criteria;

4. The criteria listed in the column titled "Inapplicable Servicing Criteria" on Appendix A hereto are inapplicable to HomEq based on the activities it performs, directly or through its Vendor, with respect to the Platform;

5. HomEq has not identified and is not aware of any material instance of noncompliance by the Vendor with the Applicable Servicing Criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform taken as a whole;

6. HomEq has not identified any material deficiency in its policies and procedures to monitor the compliance by the Vendor with the Applicable Servicing Criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform taken as a whole; and

7. Based on such assessment, HomEq has complied, in all material respects, with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of December 31, 2006 and for the Reporting Period with respect to the Platform taken as a whole;

(page)

HOMEQ SERVICING

8. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report with respect to management's assertion of compliance with the Applicable Servicing Criteria as of December 31, 2006 and for the Reporting Period.


March 12, 2007

(page)

Barclay's Capital Real Estate Inc. d/b/a HomEq
Servicing

By:  /s/ Art Lyon
Name: Art Lyon
Title: Vice President

(page)

Wachovia Corporation                       Ross E. Jefferies, Jr.
Legal Division                          Senior Vice President and
One Wachovia Center                        Deputy General Counsel
301 South College Street NC0630         Direct Dial: 704 374-3234
Charlotte, NO 28228                             Fax: 704 715-4494
Tel  704 374-6611                      ross.jeffries@wachovia.com

(logo) WACHOVIA

Assessment of Compliance with Applicable Servicing Criteria

1. Management of Wachovia Equity Servicing, LLC (successor by merger to HomEq Servicing Corporation) ("HomEq") is responsible for assessing compliance with the applicable servicing criteria set forth in Item 1122(d) of Regulation AB of the Securities Exchange Commission, as of and for the ten months ended October 31, 2006 (the "Reporting Period"), as set forth in Appendix A hereto (the "Applicable Servicing Criteria"). The transactions covered by this report include asset-backed securities transactions for which HomEq acted as servicer involving subprime residential mortgage loans (other than transactions that closed prior to January 1, 2006) as of and for the ten months ended October 31, 2006 (the "Platform");

2. HomEq has engaged a vendor (the "Vendor") to perform specific, limited or scripted activities, and HomEq elects to take responsibility for assessing compliance with the servicing criteria or portion of the servicing criteria applicable to such Vendor's activities as set forth in Appendix A hereto. HomEq management has determined that this Vendor is not considered a "servicer" as defined in item 1101(j) of Regulation AB, and HomEq's management has elected to take responsibility for assessing compliance with the servicing criteria applicable to this Vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"), As permitted by Interpretation 17.06, management has asserted that it has policies and procedures in place to provide reasonable assurance that the Vendor's activities comply in all material respects with the servicing criteria applicable to the Vendor. HomEq's management is solely responsible for determining that HomEq meets the SEC requirements to apply Interpretation 17.06 for the Vendor and related criteria as described in HomEq's assertion, and we performed no procedures with respect to HomEq's eligibility to apply Interpretation 17.06;

3. Except as set forth in paragraph 4 below, HomEQ's management used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the applicable servicing criteria as of and for the ten months ended October 31, 2006;

4. The criteria listed in the column titled "Inapplicable Servicing Criteria" on Appendix A hereto are inapplicable to HomEq based on the activities it performs, directly or through its Vendor, with respect to the Platform;

5. HomEq has not identified and is not aware of any material instance of noncompliance by the Vendor with the Applicable Servicing Criteria with respect to the Platform taken as a whole;

(page)

6. HomEq has not identified any material deficiency in its policies and procedures to monitor the compliance by the Vendor with the Applicable Servicing Criteria with respect to the Platform taken as a whole; and

7. Based on such assessment, HomEq has complied, in all material respects, with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the ten months ended October 31, 2006 with respect to the Platform taken as a whole;

8. KPMG LLP an independent registered public accounting firm has issued an attestation report with respect to management's assertion of compliance with the Applicable Servicing Criteria as of and for the ten months ended October 31, 2006.

Wachovia Equity Servicing, LLC (successor by merger to HomEq
Servicing Corporation)

/s/ Ross Jeffries
Mr. Ross Jeffries
Senior Vice President and Deputy General Counsel

Wachovia Bank N.A.

/s/ Ross Jeffries
Mr. Ross Jeffries
Senior Vice President and Deputy General Counsel


March 12, 2007

(page)

APPENDIX A

                                                                                                                       INAPPLICABLE
                                                                                APPLICABLE                               SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA                          CRITERIA

                                                                                                  Performed by             NOT
                                                                                Performed by      subservicer(s)       performed by
                                                                                Vendor(s)         or Vendor(s)          HomEq or by
                                                                 Performed       for which         for which         subservicer(s)
                                                                  Directly      HomEq is the      HomEq is NOT the     or vendor(s)
                                                                   by            Responsible       Responsible           retained by
Reference                        Criteria                         HomEq           Party             Party                 HomEq

                     General Servicing Considerations

1122(d)(1)(i)        Policies and procedures are instituted          X
                     to monitor any performance or other
                     triggers and events of default in
                     accordance with the transaction
                     agreements.

1122(d)(1)(ii)       If any material servicing activities            X
                     are outsourced to third parties, policies
                     and procedures are instituted to monitor
                     the third party's performance and
                     compliance with such servicing
                     activities.


1122(d)(1)(iii)      Any requirements in the transaction                                                                     X
                     agreements to maintain a back-up servicer
                     for the pool assets are maintained.

1122(d)(1)(iv)       A fidelity bond and errors and                  X
                     omissions policy is in effect on the
                     party participating in the servicing
                     function throughout the reporting period
                     in the amount of coverage required by and
                     otherwise in accordance with the terms of
                     the transaction agreements.

                     Cash Collection and Administration

1122(d)(2)(i)        Payments on pool assets are deposited           X               X^1
                     into the appropriate custodial bank
                     accounts and related bank clearing
                     accounts no more than two business days
                     following receipt, or such other number
                     of days specified in the transaction
                     agreements.

1122(d)(2)(ii)       Disbursements made via wire transfer on         X
                     behalf of an obligor or to an investor are
                     made only by authorized personnel.

1122(d)(2)(iii)      Advances of funds or guarantees                 X
                     regarding collections, cash flows or
                     distributions, and any interest or other
                     fees charged for such advances, are made,
                     reviewed, and approved as specified in
                     the transaction agreements.

1122(d)(2)(iv)       The related accounts for the                    X
                     transaction, such as cash reserve
                     accounts or accounts established as a
                     form of overcollateralization, are
                     separately maintained (e.g., with respect
                     to commingling of cash) as set forth in


^1 A vendor deposits certain funds from customer transactions to a lockbox clearing account.

(page)

                                                                                                                      INAPPLICABLE
                                                                                APPLICABLE                               SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA                          CRITERIA

                                                                                                  Performed by             NOT
                                                                                Performed by      subservicer(s)       performed by
                                                                                Vendor(s)         or Vendor(s)           HomEq or by
                                                                 Performed       for which         for which         subservicer(s)
                                                                  Directly      HomEq is the      HomEq is NOT the     or vendor(s)
                                                                   by            Responsible       Responsible          retained by
Reference                        Criteria                         HomEq           Party             Party                 HomEq




                     the transaction agreements.





1122(d)(2)(v)        Each custodial account is maintained at         X
                     a federally insured depository
                     institution as set forth in the
                     transaction agreements. For purposes of
                     this criterion, "federally insured
                     depository institution" with respect to a
                     foreign financial institution means a
                     foreign financial institution that meets
                     the requirements of Rule 13k-1(b)(1)
                     of the Securities Exchange Act.

1122(d)(2)(vi)       Unissued checks are safeguarded so as           X
                     to prevent unauthorized access.

1122(d)(2)(vii)      Reconciliations are prepared on a               X
                     monthly basis for all asset-backed
                     securities related bank accounts,
                     including custodial accounts and related
                     bank clearing accounts. These
                     reconciliations are (A) are mathematically
                     accurate; (B) prepared within 30
                     calendar days after the bank statement
                     cutoff date, or such other number of days
                     specified in the transaction agreements;
                     (C) reviewed and approved by someone
                     other than the person who prepared the
                     reconciliation; and (D) contain
                     explanations for reconciling items.
                     These reconciling items are resolved
                     within 90 calendar days of their original
                     identification, or such other number of
                     days specified in the transaction
                     agreements.

                     Investor Remittances and Reporting

1122(d)(3)(i)        Reports to investors, including those
                     to be filed with the Commission, are
                     maintained in accordance with the
                     transaction agreements and applicable
                     Commission requirements. Specifically,
                     such reports: (A) are prepared in
                     accordance with timeframes and other
                     terms set forth in the transaction                                                                      X^2
                     agreements; (B) provide information
                     calculated in accordance with the terms
                     specified in the transaction agreements;
                     (C)are filed with the Commission as
                     required by its rules and regulations;
                     and (D) agree with investors' or the
                     trustee's records as to the total unpaid
                     principal balance and number of pool
                     assets serviced by the Servicer.

1122(d)(3)(ii)       Amounts due to investors are allocated
                     and remitted in accordance with                                                                         X^2
                     timeframes, distribution priority and
                     other terms set forth in the transaction
                     agreements.


^2 HomEq has determined for purposes of assessing the servicing criteria listed in Items 1122(d)(3)(i)-(iv) that, pursuant to the Securities and Exchange Commission Telephone Interpretation 11.03, the term "investor" as used in those Items does not pertain to the entities to which HomEq provides the applicable information. Consequently, these criteria are inapplicable to HomEq.

(page)

                                                                                                                      INAPPLICABLE
                                                                                APPLICABLE                               SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA                          CRITERIA

                                                                                                  Performed by             NOT
                                                                                Performed by      subservicer(s)       performed by
                                                                                Vendor(s)         or Vendor(s)           HomEq or by
                                                                 Performed       for which         for which         subservicer(s)
                                                                  Directly      HomEq is the      HomEq is NOT the     or vendor(s)
                                                                   by            Responsible       Responsible          retained by
Reference                        Criteria                         HomEq           Party             Party                 HomEq


1122(d)(3)(iii)      Disbursements made to an investor are                                                                   X^2
                     posted within two business days to the
                     Servicer's investor records, or such other
                     number of days specified in the transaction
                     agreements.

1122(d)(3)(iv)       Amounts remitted to investors per the                                                                   X^2
                     investor reports agree with cancelled
                     checks, or other form of payment, or
                     custodial bank statements.

                     Pool Asset Administration

1122(d)(4)(i)        Collateral or security on pool assets           X
                     is maintained as required by the
                     transaction agreements or related mortgage
                     loan documents.

1122(d)(4)(ii)       Pool assets and related documents are           X
                     safeguarded as required by the
                     transaction agreements.

1122(d)(4)(iii)      Any additions, removals, or                     X^3
                     substitutions to the asset pool are made,
                     reviewed, and approved in accordance with
                     any conditions or requirements in the
                     transaction agreements.

1122(d)(4)(iv)       Payments on pool assets, including any          X               X^4
                     payoffs, made in accordance with the related
                     pool asset documents are posted to the
                     Servicer's obligor records maintained no
                     more than two business days after
                     receipt, or such other number of days
                     specified in the transaction agreements,
                     and allocated to principal, interest, or
                     other items (e.g., escrow) in accordance
                     with the related pool asset documents.

1122(d)(4)(v)        The Servicer's records regarding the            X
                     pool assets agree with the Servicer's
                     records with respect to an obligor's
                     unpaid principal balance

1122(d)(4)(vi)       Changes with respect to the terms or            X
                     status of an obligor's pool assets (e.g.,
                     loan modifications or re-agings) are
                     made, reviewed and approved by authorized
                     personnel in accordance with the
                     transaction agreements and related pool
                     asset documents.


^3    HomEq only pursues removal of loans it has identified as violative of representations and warranties, coordinates removal of assets approved for repurchase and notifies the trustee and seller when repurchase requests are declined.

^4    HomEq's lockbox vendor receives certain obligor payments, deposits them to a clearing account and forwards deposit information to HomEq. HomEq transfers funds from the clearing account to the applicable custodial account for payment allocation in the servicing system.

(page)

                                                                                                                       INAPPLICABLE
                                                                                APPLICABLE                               SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA                          CRITERIA

                                                                                                  Performed by             NOT
                                                                                Performed by      subservicer(s)       performed by
                                                                                Vendor(s)         or Vendor(s)           HomEq or by
                                                                 Performed       for which         for which         subservicer(s)
                                                                  Directly      HomEq is the      HomEq is NOT the     or vendor(s)
                                                                   by            Responsible       Responsible           retained by
Reference                        Criteria                         HomEq          Party             Party                 HomEq

 1122(d)(4)(vii)     Loss mitigation or recovery actions            X
                     (e.g., forbearance plans, modifications
                     and deeds in lieu of foreclosure,
                     foreclosures and repossessions, as
                     applicable) are initiated, conducted, and
                     concluded in accordance with
                     the timeframes or other requirements
                     established by the transaction
                     agreements.

1122(d)(4)(viii)     Records documenting collection efforts          X
                     are maintained during the period a pool
                     asset is delinquent in accordance with
                     the transaction agreements. Such records
                     are maintained on at least a monthly
                     basis, or such other period specified in
                     the transaction agreements, and describe
                     the entity's activities in monitoring
                     delinquent pool assets including, for
                     example, phone calls, letters, and
                     payment rescheduling plans in cases where
                     delinquency is deemed temporary (e.g.,
                     illness or unemployment).

1122(d)(4)(ix)       Adjustments to interest rates or rates          X
                     of return for pool assets with variable
                     rates are computed based on the related
                     pool asset documents.

1122(d)(4)(x)        Regarding any funds held in trust for           X
                     an obligor (such as escrow accounts): (A)
                     such funds are analyzed, in accordance
                     with the obligor's pool asset documents,
                     on at least an annual basis, or such
                     other period specified in the transaction
                     agreements; (B) interest on such funds is
                     paid, or credited, to obligors in
                     accordance with applicable pool asset
                     documents and state laws; and (C) such
                     funds are returned to the obligor within
                     30 calendar days of full repayment of the
                     related pool asset, or such other number
                     of days specified in the transaction
                     agreements.

1122(d)(4)(xi)       Payments made on behalf of an obligor                                             X^5
                     (such as tax or insurance payments) are
                     made on or before the related penalty or
                     expiration dates, as indicated on the
                     appropriate bills or notices for such
                     payments, provided that such support has
                     been received by the Servicer at least 30
                     calendar days prior to these dates, or
                     such other number of days specified in
                     the transaction agreements.

1122(d)(4)(xii)      Any late payment penalties in                                                     X^6
                     connection with any payment to be made on
                     behalf of an obligor are paid from the
                     servicer's funds and not charged to the
                     obligor, unless the late payment was due
                     to the obligor's error or omission.

1122(d)(4)(xiii)     Disbursements made on behalf of an                                                X^7
                     obligor are posted within two business
                     days to the obligor's records maintained
                     by the Servicer, or such other number of
                     days specified in



^5   HomEq's tax and insurance vendors make payments on behalf of an obligor.

^6 HomEq's tax and insurance vendors assess whether late payment penalties are paid from HomEq's funds.

^7 HomEq's tax and insurance vendors post disbursements on taxes and insurance to obligors' records.


(page)


                                                                                                                       INAPPLICABLE
                                                                                APPLICABLE                               SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA                          CRITERIA

                                                                                                  Performed by             NOT
                                                                                Performed by      subservicer(s)       performed by
                                                                                Vendor(s)         or Vendor(s)           HomEq or by
                                                                 Performed       for which         for which         subservicer(s)
                                                                  Directly      HomEq is the      HomEq is NOT the    or vendor(s)
                                                                   by            Responsible       Responsible          retained by
Reference                        Criteria                         HomEq           Party             Party                 HomEq

                     the transaction agreements.


1122(d)(4)(xiv)      Delinquencies, charge-offs, and                 X
                     uncollectible accounts are recognized and
                     recorded in accordance with the
                     transaction agreements.

1122(d)(4)(xv)       Any external enhancement or other                                                                       X
                     support, identified in Item
                     1114(a)(1) through (3) or Item 1115 of
                     this Regulation AB, is maintained as set
                     forth in the transaction agreements.


(page)


(logo) HOMEQ SERVICING

APPENDIX A

                                                                                                                        INAPPLICABLE
                                                                                APPLICABLE                               SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA                          CRITERIA

                                                                                                  Performed by             NOT
                                                                                Performed by      subservicer(s)       performed by
                                                                                Vendor(s)         or Vendor(s)           HomEq or by
                                                                 Performed       for which         for which         subservicer(s)
                                                                  Directly      HomEq is the      HomEq is NOT the     or vendor(s)
                                                                   by            Responsible       Responsible          retained by
Reference                        Criteria                         HomEq           Party             Party                 HomEq

                     General Servicing Considerations

1122(d)(1)(i)        Policies and procedures are instituted          X
                     to monitor any performance or other
                     triggers and events of default in
                     accordance with the transaction
                     agreements.

1122(d)(1)(ii)       If any material servicing activities            X
                     are outsourced to third parties, policies
                     and procedures are instituted to monitor
                     the third party's performance and
                     compliance with such servicing
                     activities.


1122(d)(1)(iii)      Any requirements in the transaction                                                                     X
                     agreements to maintain a back-up servicer
                     for the pool assets are maintained.

1122(d)(1)(iv)       A fidelity bond and errors and                  X
                     omissions policy is in effect on the
                     party participating in the servicing
                     function throughout the reporting period
                     in the amount of coverage required by and
                     otherwise in accordance with the terms of
                     the transaction agreements.

                     Cash Collection and Administration

1122(d)(2)(i)        Payments on pool assets are deposited           X               X^1
                     into the appropriate custodial bank
                     accounts and related bank clearing
                     accounts no more than two business days
                     following receipt, or such other number
                     of days specified in the transaction
                     agreements.

1122(d)(2)(ii)       Disbursements made via wire transfer on         X
                     behalf of an obligor or to an investor are
                     made only by authorized personnel.

1122(d)(2)(iii)      Advances of funds or guarantees                 X
                     regarding collections, cash flows or
                     distributions, and any interest or other
                     fees charged for such advances, are made,
                     reviewed, and approved as specified in
                     the transaction agreements.

1122(d)(2)(iv)       The related accounts for the                    X
                     transaction, such as cash reserve
                     accounts or accounts established as a
                     form of overcollateralization, are
                     separately maintained (e.g., with respect
                     to commingling of cash) as set forth in
                     the transaction agreements.

1122(d)(2)(v)        Each custodial account is maintained at         X
                     a federally insured depository
                     institution as set forth in the
                     transaction agreements. For purposes of
                     this criterion, "federally insured
                     depository institution" with respect to a
                     foreign financial institution means a
                     foreign financial institution that meets
                     the requirements of Rule 13k-1(b)(1)
                     of the Securities Exchange Act.

1122(d)(2)(vi)       Unissued checks are safeguarded so as           X
                     to prevent unauthorized access.


^1 A vendor deposits certain funds from customer transactions to a lockbox clearing account.

(page)

(logo) HOMEQ SERVICING

                                                                                                                      INAPPLICABLE
                                                                                APPLICABLE                               SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA                          CRITERIA

                                                                                                  Performed by             NOT
                                                                                Performed by      subservicer(s)       performed by
                                                                                Vendor(s)         or vendor(s)           HomEq or by
                                                                 Performed       for which         for which         subservicer(s)
                                                                  Directly      HomEq is the      HomEq is NOT the     or vendor(s)
                                                                   by            Responsible       Responsible           retained by
Reference                        Criteria                         HomEq           Party             Party                 HomEq




                     the transaction agreements.




1122(d)(2)(vii)      Reconciliations are prepared on a                               X
                     monthly basis for all asset-backed
                     securities related bank accounts,
                     including custodial accounts and related
                     bank clearing accounts. These
                     reconciliations are (A) mathematically
                     accurate; (B) prepared within 30
                     calendar days after the bank statement
                     cutoff date, or such other number of days
                     specified in the transaction agreements;
                     (C) reviewed and approved by someone
                     other than the person who prepared the
                     reconciliation; and (D)contain
                     explanations for reconciling items.
                     These reconciling items are resolved
                     within 90 calendar days of their original
                     identification, or such other number of
                     days specified in the transaction
                     agreements.

Investor Remittances and Reporting

1122(d)(3)(i)        Reports to investors, including those                                                                    X^2
                     to be filed with the Commission, are
                     maintained in accordance with the
                     transaction agreements and applicable
                     Commission requirements. Specifically,
                     such reports: (A) are prepared in
                     accordance with timeframes and other
                     terms set forth in the transaction
                     agreements; (B) provide information
                     calculated in accordance with the terms
                     specified in the transaction agreements;
                     (C) are filed with the Commission as
                     required by its rules and regulations;
                     and (D) agree with the investors' or
                     trustee's records as to the total unpaid
                     principal balance and number of pool
                     assets serviced by the Servicer.

1122(d)(3)(ii)       Amounts due to investors are allocated                                                                   X^2
                     and remitted in accordance with
                     timeframes, distribution priority and
                     other terms set forth in the transaction
                     agreements.

1122(d)(3)(iii)      Disbursements made to an investor are                                                                   X^2
                     posted within two business days to the
                     Servicer's investor records, or such other
                     number of days specified in the transaction
                     agreements.

1122(d)(3)(iv)       Amounts remitted to investors per the                                                                   X^2
                     investor reports agree with cancelled
                     checks, or other form of payment, or
                     custodial bank statements.

                     Pool Asset Administration

1122(d)(4)(i)        Collateral or security on pool assets           X
                     is maintained as required by the
                     transaction agreements or related mortgage
                     loan documents.


^2 HomEq has determined for purposes of assessing the servicing criteria listed in Items 11122(d)(3)(i)-(iv) that, pursuant to the Securities and Exchange Commission Telephone Interpretation 11.03, the term "investor" as used in those Items does not pertain to the entities to which HomEq provides the applicable information. Consequently, these criteria are inapplicable to HomEq.

(page)

(logo) HOMEQ SERVICING


                                                                                                                       INAPPLICABLE
                                                                                APPLICABLE                               SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA                          CRITERIA

                                                                                                  Performed by             NOT
                                                                                Performed by      subservicer(s)       performed by
                                                                                Vendor(s)         or vendor(s)           HomEq or by
                                                                 Performed       for which         for which         subservicer(s)
                                                                  Directly      HomEq is the      HomEq is NOT the     or vendor(s)
                                                                   by            Responsible       Responsible           retained by
Reference                        Criteria                         HomEq           Party             Party                 HomEq



1122(d)(4)(ii)       Pool assets and related documents are           X
                     safeguarded as required by the
                     transaction agreements.

1122(d)(4)(iii)      Any additions, removals, or                     X^3
                     substitutions to the asset pool are made,
                     reviewed, and approved in accordance with
                     any conditions or requirements in the
                     transaction agreements.

1122(d)(4)(iv)       Payments on pool assets, including any          X               X^4
                     payoffs, made in accordance with related
                     pool asset documents are posted to the
                     Servicer's obligor records maintained no
                     more than two business days after
                     receipt, or such other number of days
                     specified in the transaction agreements,
                     and allocated to principal, interest, or
                     other items (e.g., escrow) in accordance
                     with the related pool asset documents.

1122(d)(4)(v)        The Servicer's records regarding the            X
                     pool assets agree with the Servicer's
                     records with respect to an obligor's
                     unpaid principal balance

1122(d)(4)(vi)       Changes with respect to the terms or            X
                     status of an obligor's pool asset (e.g.,
                     loan modifications or re-agings) are
                     made, reviewed and approved by authorized
                     personnel in accordance with the
                     transaction agreements and related pool
                     asset documents.


 1122(d)(4)(vii)     Loss mitigation or recovery actions            X
                     (e.g., forbearance plans, modifications
                     and deeds in lieu of foreclosure,
                     foreclosures and repossessions, as
                     applicable) are initiated, conducted, and
                     concluded in accordance with
                     the timeframes or other requirements
                     established by the transaction
                     agreements.

1122(d)(4)(viii)     Records documenting collection efforts          X
                     are maintained during the period a pool
                     asset is delinquent in accordance with
                     the transaction agreements. Such records
                     are maintained on at least a monthly
                     basis, or such other period specified in
                     the transaction agreements, and describe
                     the entity's activities in monitoring
                     delinquent pool assets including, for
                     example, phone calls, letters, and
                     payment rescheduling plans in cases where
                     delinquency is deemed temporary (e.g.,
                     illness or unemployment).

1122(d)(4)(ix)       Adjustments to interest rates or rates          X
                     of return for pool assets with variable
                     rates are computed based on the related
                     pool asset documents.

^3    HomEq only pursues removal of loans it has identified as violative of representations and warranties, coordinates removal of assets approved for repurchase and notifies the trustee and seller when repurchase requests are declined.

^4    HomEq's lockbox vendor receives certain obligor payments, deposits them to a clearing account and forwards deposit information to HomEq. HomEq transfers funds from the clearing account to the applicable custodial account for payment allocation in the servicing system.

(page)

                                                                                                                      INAPPLICABLE
                                                                                APPLICABLE                               SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA                          CRITERIA

                                                                                                  Performed by             NOT
                                                                                Performed by      subservicer(s)       performed by
                                                                                Vendor(s)         or vendor(s)           HomEq or by
                                                                 Performed       for which         for which         subservicer(s)
                                                                  Directly      HomEq is the      HomEq is NOT the     or vendor(s)
                                                                   by            Responsible       Responsible           retained by
Reference                        Criteria                         HomEq           Party             Party                 HomEq

1122(d)(4)(x)        Regarding any funds held in trust for           X
                     an obligor (such as escrow accounts): (A)
                     such funds are analyzed, in accordance
                     with the obligor's pool asset documents,
                     on at least an annual basis, or such
                     other period specified in the transaction
                     agreements; (B) interest on such funds is
                     paid, or credited, to obligors in
                     accordance with applicable pool asset
                     documents and state laws; and (C) such
                     funds are returned to the obligor within
                     30 calendar days of full repayment of the
                     related pool asset, or such other number
                     of days specified in the transaction
                     agreements.

1122(d)(4)(xi)       Payments made on behalf of an obligor                                             X^5
                     (such as tax or insurance payments) are
                     made on or before the related penalty or
                     expiration dates, as indicated on the
                     appropriate bills or notices for such
                     payments, provided that such support has
                     been received by the Servicer at least 30
                     calendar days prior to these dates, or
                     such other number of days specified in
                     the transaction agreements.

1122(d)(4)(xii)      Any late payment penalties in                                                     X^6
                     connection with any payment to be made on
                     behalf of an obligor are paid from the
                     Servicer's funds and not charged to the
                     obligor, unless the late payment was due
                     to the obligor's error or omission.

1122(d)(4)(xiii)     Disbursements made on behalf of an                                                X^7
                     obligor are posted within two business
                     days to the obligor's records maintained
                     by the Servicer, or such other number of
                     days specified in the transaction
                     agreements.


1122(d)(4)(xiv)      Delinquencies, charge-offs, and                 X
                     uncollectible accounts are recognized and
                     recorded in accordance with the
                     transaction agreements.

1122(d)(4)(xv)       Any external enhancement or other                                                                       X
                     support identified in Item
                     1114(a)(1) through (3) or Item 1115 of
                     Regulation AB, is maintained as set
                     forth in the transaction agreements.


^5   HomEq's tax and insurance vendors make payments on behalf of an obligor.

^6 HomEq's tax and insurance vendors assess whether late payment penalties are paid from HomEq's funds.

^7 HomEq's tax and insurance vendors post disbursements on taxes and insurance to obligors' records.





EX-33 (b)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





EX-33 (c)
(logo) WELLS FARGO

Wells Fargo Bank, N.A.
Document Custody
1015 10th Avenue SE
Minneapolis, MN 55414


Appendix I


ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") is responsible for assessing compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. The Company has determined that the servicing criteria are applicable in regard to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and commercial mortgage-backed securities issued on or after January 1, 2006, for which the Company provides document custody services, excluding any publicly issued transactions issued by any government sponsored entity (the "Platform").

Applicable Servicing Criteria: The servicing criteria set forth in Item 1122(d)(4)(i) and 1122(d)(4)(ii), in regard to the activities performed by the Company with respect to the Platform (the "Applicable Servicing Criteria"). The Company has determined that all other servicing criteria set forth in Item 1122(d) are not applicable to the Platform.

Period: Twelve months ended December 31, 2006 (the "Period").

With respect to the Platform, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing the Company's compliance with the Applicable Servicing Criteria as of and for the Period.

2. The Company has assessed compliance with the Applicable Servicing
Criteria. In performing this assessment, the Company used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Based on such assessment, as of and for the Period, the Company has complied, in all material respects with the Applicable Servicing Criteria.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's assessment of compliance as of and for the Period.


WELLS FARGO BANK, NATIONAL ASSOCIATION

By: /s/ Shari L. Gillund
Shari L. Gillund

Its: Senior Vice President

Dated: March 1, 2007





EX-33 (d)
(logo) ZC STERLING
KEEPING YOU FIRST

ZC Sterling Corporation
210 Interstate North Parkway
Suite 400
Atlanta, GA 30339

Tel 770.690.8400
Fax 770.690.8240
http://www.zcsterling.com


Report on Assessment of Compliance with Securities and Exchange
Commission's Regulation AB Servicing Criteria

For the calendar year ending December 31 2006, or portion thereof (the "Period"), ZC Sterling Insurance Agency, Inc. ("ZCSIA") has been a subcontractor for Servicers identified in Appendix A.

The undersigned are Senior Vice Presidents of ZCSIA, have sufficient authority to make the statements contained in this Assertion and are responsible for assessing compliance with the servicing criteria applicable to ZCSIA. ZCSIA has used the servicing criteria communicated to ZCSIA by the Servicer to assess compliance with the applicable servicing criteria. Accordingly, servicing criteria 1122 (d) 1(iv), 1122 (d) 2(vi), 1122 (d) 4(xi), 1122 (d) 4(xii), and
1122 (d) 4(xiii) are applicable to the activities performed by ZCSIA with respect to the Platforms covered by this report. The remaining servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB are not applicable to the activities performed by ZCSIA with respect to the Platform covered by this report. As a subcontractor for Servicer, ZCSIA has determined that it complied in all material respects with the servicing criteria listed below. ZCSIA engaged Ernst & Young, LLP ("E&Y"), a registered public accounting firm, to review ZCSIA's assessment, and E&Y has issued an attestation report on ZCSIA's assessment of compliance with the applicable servicing criteria for the Period.

1. ZCSIA maintained a fidelity bond and errors & omissions policy in effect on ZCSIA throughout the reporting period in the amount of coverage required by the transaction agreements between the Servicer and ZCSIA (1122(d)((1)(iv)).

2. To the extent that ZCSIA prints checks for Servicer or otherwise has Servicer's checks or check stock, unissued checks are safeguarded so as to prevent unauthorized access (1122(d)(2)(vi)). [AS OF DECEMBER 31, 2006, THIS PROVISION WILL APPLY ONLY FOR THE FOLLOWING SERVICERS: ABN Amro Mortgage Group, Inc, Option One Mortgage Corporation, Sun Trust Mortgage, Inc., HomEq Servicing Corporation, Wachovia Insurance Corporation, Wells Fargo Home Mortgage.


(page)


3. Payments made on behalf of Servicer's obligor for insurance premiums are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the Servicer at least thirty (30) calendar days prior to these dates, or such other number of days specified in the transaction agreements between Servicer and ZCSIA (1122(d)(4)(xi)).

4. Any late payment penalties in connection with any payment for insurance to be made on behalf of Servicer's obligor are paid from the Servicer's funds or ZCSIA's funds and not charged to Servicer's obligor, unless the late payment was due to the obligor's error or omission (1122(d)(4)(xii)).

5. File(s) provided to Servicer from which Servicer may make disbursements made on behalf of Servicer's obligor are provided to Servicer on an accurate and timely basis and the information thereon is subject to such controls as are specified in the transaction agreements between Servicer and ZCSIA (1122(d)(4)(xiii)).


Sincerely,
ZC STERLING INSURANCE AGENCY, INC.

By:  /s/ Arthur J. Castner
Arthur J. Caster

Title: Senior Vice President - Hazard Operations

Date: February 20, 2007

By: /s/ James P. Novak
James P. Novak

Title: Senior Vice President & General Counsel

Date: February 20, 2007


2


(page)


Appendix A
The following is a list of Clients serviced on the ZC Sterling Integrated Product Solution (ZIPS) Platform:

1. ABN Amro Mortgage Group, Inc.
2. Dovenmuehle Mortgage, Inc.
3. HomEq Servicing Corporation
4. Option One Mortgage Corporation
5. People's Choice Home Loan, Inc.
6. Sun Trust Mortgage, Inc.
7. Wachovia Insurance Agency (and its affiliates, including Wachovia Mortgage Corporation)
8. Wells Fargo Home Mortgage


3





EX-33 (e)
(logo) ZC STERLING
KEEPING YOU FIRST

ZC Real Estate
Tax Solutions Limited
210 Interstate North Parkway
Suite 400
Atlanta, GA 30339

Tel 770.690.8400
Fax 800.962.9689
http://www.zcsterling.com


Report on Assessment of Compliance with Securities and Exchange Commission's Regulation AB Servicing Criteria

For the calendar year ending December 31 2006, or portion thereof (the "Period"), ZC Real Estate Tax Solutions Limited ("ZCRETS") has been a subcontractor for Servicers identified in Appendix A.

The undersigned are Senior Vice Presidents of ZCRETS, have sufficient authority to make the statements contained in this Assertion and are responsible for assessing compliance with the servicing criteria applicable to ZCRETS. ZCRETS has used the servicing criteria communicated to ZCRETS by the Servicer to assess compliance with the applicable servicing criteria. Accordingly, servicing criteria 1122 (d) 1(iv), 1122 (d) 4(vi), 1122 (d) 4(xi), 1122 (d) 4(xii) and
1122 (d) 4(xiii) are applicable to the activities performed by ZCRETS with respect to the Platform covered by this report. The remaining servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB are not applicable to the activities performed by ZCRETS with respect to the Platform covered by this report. As a subcontractor for Servicers, ZCRETS has determined that it complied in all material respects with the servicing criteria listed below. ZCRETS engaged Ernst & Young, LLP ("E&Y"), a registered public accounting firm, to review ZCRETS' assessment, and E&Y has issued an attestation report on ZCRETS' assessment of compliance with the applicable servicing criteria for the Period.

1. ZCRETS maintained a fidelity bond and errors & omissions policy in effect on ZCRETS throughout the reporting period in the amount of coverage required by the transaction agreements between the Servicer and ZCRETS (1122(d)(1)(iv)).

2. To the extent that ZCRETS prints checks for Servicer or otherwise has Servicer's checks or check stock, unissued checks are safeguarded so as to prevent unauthorized access (1122(d)(2)(vi)).

3. Payments made on behalf of Servicer's obligor for real estate taxes are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the Servicer at least thirty (30) calendar days prior to these dates, or such other number of days specified in the transaction agreements between Servicer and ZCRETS (1122(d)(4)(xi)).

4. Any late payment penalties in connection with any payment for real estate taxes to be made on behalf of Servicer's obligor are paid from the Servicer's funds or ZCRETS' funds and not charged to Servicer's obligor, unless the late payment was due to the obligor's error or omission (1122(d)(4)(xii)).

5. File(s) provided to Servicer from which Servicer may make disbursements made on behalf of Servicer's obligor are provided to Servicer on an accurate and timely basis and the information thereon is subject to such controls as are specified in the transaction agreements between Servicer and ZCRETS (1122(d)(4)(xiii)).


(page)


Sincerely,
ZC Real Estate Tax Solutions Limited

By:    /s/ Mike Koepke
       Mike Koepke
Title: Senior Vice President and Tax Product Line Executive
Date:  March 1, 2007

By:    /s/ James P. Novak
       James P. Novak
Title: Senior Vice President & General Counsel
Date:  March 1, 2007


2


(page)


Appendix A
The following is a list of Clients serviced on the ZC Tax Source (ZCTS) Real Estate Tax Outsourcing Platform (Platform) to which the criteria mentioned within the Assertion applies:

1. HomeEq Servicing Corporation
2. HomeBanc Mortgage Corporation
3. Wendover Financial Services Corporation a subsidiary of Electronic Data Services Corporation


3





EX-34 (a)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60601-5212
Report of Independent Registered Public Accounting Firm

The Managing Directors of Wachovia Equity Servicing, LLC
(successor by merger to HomEq Servicing Corporation):

We have examined the accompanying management assertion that Wachovia Equity Servicing, LLC, (successor by merger to HomEq Servicing Corporation) ("HomEq") complied with the applicable servicing criteria set forth in Item 1122 of the Securities and Exchange Commission's Regulation AB in regards to asset-backed securities transactions for which HomEq acted as servicer involving subprime residential mortgage loans (other than transactions that closed prior to January 1, 2006) as of and for the ten months ended October 31, 2006 (the "Platform"), excluding servicing criteria 1122(d)(1)(iii), 1122(d)(3)(i), 1122(d)(3)(ii),
1122(d)(3)(iii), 1122(d)(3)(iv), 1122(d)(4)(xi), 1122(d)(4)(xii),
1122(d)(4)(xiii), and 1122(d)(4)(xv), which HomEq has determined are not applicable to the activities HomEq performs with respect to the Platform. Management is responsible for HomEq's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about HomEq's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about HomEq's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether HomEq processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by HomEq during the period covered by this report Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the HomEq during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on HomEq's compliance with the servicing criteria.

As described in the accompanying management assertion, for servicing criteria 1122(d)(2)(i) and 1122(d)(4)(iv), HomEq has engaged a vendor to perform the activities required by these servicing criteria. HomEq has determined that this vendor is not considered a "servicer" as defined in item 1101(j) of Regulation AB, and HomEq has elected to take responsibility for assessing compliance with the servicing criteria applicable to this vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation
Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, HomEq has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendor's activities comply in all material respects with the servicing criteria applicable to this vendor. HomEq is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendor and related criteria as described in its assertion, and we performed no procedures with respect to HomEq's eligibility to apply Interpretation 17.06.

In our opinion, management's assertion that HomEq complied with the aforementioned servicing criteria, including servicing criteria 1122(d)(2)(i) and 1122(d)(4)(iv), for which compliance is determined based on Interpretation 17.06 as described above, as of and for the ten months ended October 31, 2006 is fairly stated, in all material respects.


/s/ KPMG LLP

Chicago, Illinois

March 12, 2007

KPMG LLP, a U.S. limited liability partnership, is the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers LLP
PricewaterhouseCoopers Center
300 Madison Avenue
New York, NY 10017
Telephone (646) 471-3000
Facsimile (813) 286-6000

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of Barclays Capital Real Estate Inc.:

We have examined management's assertion, included in the accompanying Certification Regarding Compliance with Applicable Servicing Criteria, that Barclays Capital Real Estate Inc. d/b/a HomEq Servicing ("HomEq" or the "Company") complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for the asset-backed securities transactions for which HomEq acted as servicer Involving subprime residential mortgage loans (other than transactions that closed prior to 2006) (the Platform), as of December 31, 2006 and for the period from November 1, 2006 to December 31, 2006, excluding criteria 1122
(d)(1)(iii), 1122 (d)(3)(i), 1122 (d)(3)(ii), 1122 (d)(3)(iii),
1122(d)(3)(iv), 1122(d)(4)(xi),1122(d)(4)(xii),1122(d)(4)(xii) and
1122(d)(4)(xv), which the Company has determined are not applicable to the servicing activities performed by it with respect to the Platform. As described in management's assertion, for servicing criteria 1122(d)(2)(i) and 1122(d)(4)(iv), the Company has engaged a vendor to perform the activities required by these servicing criteria. The Company has determined that this vendor is not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to the vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06). As permitted by Interpretation 17.06, the Company has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendor's activities comply in all material respects with the servicing criteria applicable to the vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendor and related criteria as described in its assertion, and we performed no procedures with respect to the Company's determination of its eligibility to use Interpretation 17.06. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected asset-backed transactions and securities that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

(page)

In our opinion, management's assertion that the Company complied with the aforementioned applicable servicing criteria as of December 31, 2008 and for the period November 1, 2006 through December 31, 2006 for the asset-backed securities transactions for which HomEq acted as servicer involving subprime residential mortgage loans (other than transactions that closed prior to 2006) is fairly stated, in all material respects.


/s/ PricewaterhouseCoopers LLP

March 9, 2007


2





EX-34 (b)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





EX-34 (c)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60601-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank National Association:

We have examined management's assertion, included in the accompanying Appendix I, that the Document Custody section of the Corporate Trust Services division of Wells Fargo Bank National Association complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and commercial mortgage-backed securities issued on or after January 1, 2006 for which the Company provides document custody services, excluding any publicly issued transactions issued by any government sponsored entity (the Platform) as of and for the twelve months ended December 31, 2006. Management has determined that servicing criteria 1122(d)(4)(i) and 1122(d)(4)(ii) are applicable to the activities it performs with respect to the Platform, and that all other servicing criteria set forth in Item 1122(d) are not applicable to the document custody services provided by the Company with respect to the Platform. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the period ended December 31, 2006 is fairly stated, in all material respects.

/s/ KPMG LLP

Chicago, Illinois
March 1, 2007

KPMG LLP, a U.S. limited liability partnership, is the U.S. member firm of KPMG International, a Swiss cooperative.





EX-34 (d)
(logo) ERNST & YOUNG

Ernst & Young LLP
Suite 2800
600 Peachtree Street
Atlanta Georgia 30308-2215

Phone: (404) 874-8300
www.ey.com

Report of Independent Registered Public Accounting Firm

We have examined management's assertion, included in the accompanying Report on Assessment of Compliance with Securities and Exchange Commission's Regulation AB Servicing Criteria, that ZC Sterling Insurance Agency, Inc. (the Company) complied with certain servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for the ZC Sterling Integrated Product Solution (ZIPS) hazard insurance outsourcing Platform (Platform) as of and for the year ended December 31, 2006. The Company has determined that only certain servicing criteria 1122 (d) 1(iv), 1122 (d) 2(vi), 1122 (d) 4(xi), 1122 (d) 4(xii), and 1122 (d) 4(xiii) are applicable to the activities performed by them with respect to the Platform covered by this report. The Company has determined that the remaining servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB are not applicable to the activities performed by them with respect to the Platform covered by this report. See Appendix A of management's assertion for the Platform covered by this report. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the servicing activities related to the Platform, and determining whether the Company performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the Platform. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 for the ZIPS Platform is fairly stated, in all material respects.


/s/ Ernst & Young

February 20, 2007


Ernst & Young LLP is a member of Ernst & Young International, Ltd.





EX-34 (e)
(logo) ERNST&YOUNG

Ernst & Young LLP
Suite 2800
600 Peachtree Street
Atlanta, Georgia 30308-2215

Phone: (404)874-8300
www.ey.com


Report of Independent Registered Public Accounting Firm

We have examined management's assertion, included in the accompanying Report on Assessment of Compliance with Securities and Exchange Commission's Regulation AB Servicing Criteria, that ZC Real Estate Tax Solutions Limited (the Company) complied with certain servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for the ZC Tax Source (ZCTS) Real Estate Tax Outsourcing Platform (Platform) as of and for the year ended December 31, 2006. The Company has determined that only certain servicing criteria 1122 (d) 1(iv), 1122 (d) 2(vi), 1122 (d) 4(xi), 1122 (d) 4(xii) and
1122 (d) 4(xiii) are applicable to the activities performed by them with respect to the Platform covered by this report. The Company has determined that the remaining servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB are not applicable to the activities performed by them with respect to the Platform covered by this report. See Appendix A of management's assertion for the Platform covered by this report. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the servicing activities related to the Platform, and determining whether the Company performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the Platform. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 for the ZCTS Platform is fairly stated, in all material respects.


/s/ Ernst & Young LLP

March 1, 2007


Ernst & Young LLP is a member of Ernst & Young International, Ltd.





EX-35 (a)
ANNUAL CERTIFICATION


Re: Securitized Asset Backed Receivables LLC Trust 2006-FR3 (the "Trust"), Mortgage Pass-Through Certificates, Series 2006-FR3, issued pursuant to the Pooling and Servicing Agreement, dated as of July 1, 2006 (the Servicing Agreement"), by and among Securitized Asset Backed Receivables LLC, as depositor (the "Depositor"), Wells Fargo Bank, National Association, as trustee (the "Trustee"), Wachovia Equity Servicing, LLC (successor by merger to HomEq Servicing Corporation), as servicer (the "Servicer"), Officetiger Global Real estate Services Inc., as loan performance advisor, and Fremont Investment and Loan, as responsible party

I, William T. Fowler, Vice President, of the Wachovia Equity Servicing LLC, (successor by merger to HomEq Servicing Corporation), hereby certify to the Depositor and the Trustee and their officers, directors, and affiliates, pursuant to Section 3.22 of the Pooling and Servicing Agreement, that:

     A review of the activities of the Servicer during the period of January 1, 2006 to November 1, 2006, or the applicable portion thereof, and, to the best of my knowledge, based on such review, the Servicer has fulfilled all of its obligations under the Pooling and Servicing Agreement in all material respects for the period of January 1, 2006 to November 1, 2006.

Date: Feb 23, 2007

/s/ William T. Fowler
William T. Fowler
Vice President


(page)


ANNUAL CERTIFICATION

Re: Securitized Asset Backed Receivables LLC Trust 2006-FR3 (the "Trust"), Mortgage Pass-Through Certificates, Series 2006-FR3, issued pursuant to the Pooling and Servicing Agreement, dated as July 1, 2006 (the Servicing Agreement"), by and among Securitized Asset Backed Receivables LLC, as depositor (the "Depositor"), Wells Fargo Bank, National Association, as trustee (the "Trustee"), Barclays Capital Real Estate Inc. d/b/a HomEq Servicing, as servicer (the "Servicer"), Officetiger Global Real Estate Services Inc., as loan performance advisor, and Fremont Investment and Loan, as responsible party

On November 1, 2006, substantially all of the servicing assets of Servicer were acquired by Barclays Capital Real Estate Inc. d/b/a HomEq Servicing. I, Arthur
Q. Lyon, Vice President and Chief Executive Officer, HomEq Servicing Division of Barclays Capital Real Estate Inc. d/b/a HomEq Servicing, hereby certify to the Depositor and the Trustee and their officers, directors, and affiliates pursuant to Section 3.22 of the Servicing Agreement, that:

     A review of the activities of the Servicer during the period of November 1, 2006 to December 31, 2006, or the applicable portion thereof, and, to the best of my knowledge, based on such review, the Servicer has fulfilled all of its obligations under the Pooling and Servicing Agreement in all material respects for the period of November 1, 2006 to December 31, 2006.

Date: March 7, 2007

/s/ Arthur Q. Lyon
Arthur Q. Lyon
Vice President and CEO
HomEq Servicing Division





EX-35 (b)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

March 03, 2007

Securitized Asset Backed Receivables, LLC

RE: Annual Statement As To Compliance for Securitized Asset Backed Receivable LLC Trust 2006-FR3

Per Section 3.22 of the Pooling and Servicing Agreement, dated as of 7/1/2006, the undersigned Officer of Wells Fargo Bank, N.A., (Trustee), hereby certifies the following for the 2006 calendar year or portion thereof:

(i) a review of the activities of the Trustee, Servicer or Subservicer, as applicable, during the preceding calendar year and of its performance under this Agreement or the applicable Subservicing Agreement, as the case may be, has been made under such officer's supervision, and

(ii) to the best of such officer's knowledge, based on such review, the Trustee, Servicer or Subservicer, as applicable, has fulfilled all of its obligations under this Agreement or the applicable Subservicing Agreement, as the case may be, in all material respects, throughout such year, or, if there has been a failure to fulfill any such obligation in any material respect, specifying each such failure known to such officers and the nature and status thereof.


Certified By:
/s/ Barry Akers
Barry Akers
Vice President

Certified By:
/s/ Gordon Johnson
Gordon Johnson, Assistant Secretary




EX-99
         Pursuant to a Form 8-K filed on March 7, 2007 by Fremont General Corporation ("Fremont General"), the parent of a responsible party in connection with the Securities Asset Back Receivables LLC Trust 2006 - FR3 Mortgage Pass-Through Certificates, Fremont Investment & Loan ("Fremont"), Fremont General announced that it, Fremont and Fremont General's wholly owned subsidiary, Fremont General Credit Corporation, entered into a voluntary formal agreement, designated as a cease and desist order, with the Federal Deposit Insurance Corporation. According to the announcement, the cease and desist order requires, among other things, Fremont to cease and desist from the following:


      * Operating with management whose policies and practices are detrimental to Fremont;

      * Operating Fremont without effective risk management policies and procedures in place in relation to Fremont's brokered subprime mortgage lending and commercial real estate construction lending businesses;

      * Operating with inadequate underwriting criteria and excessive risk in relation to the kind and quality of assets held by Fremont;

      * Operating without an accurate, rigorous and properly documented methodology concerning its allowance for loan and lease losses;

      *  Operating with a large volume of poor quality loans;

      *  Engaging in unsatisfactory lending practices;

      * Operating without an adequate strategic plan in relation to the volatility of Fremont's business lines and the kind and quality of assets held by Fremont;

      * Operating with inadequate capital in relation to the kind and quality of assets held by Fremont; o Operating in such a manner as to produce low and unsustainable earnings; o Operating with inadequate provisions for liquidity in relation to the volatility of Fremont's business lines and the kind and quality of assets held by Fremont;

      * Marketing and extending adjustable-rate mortgage products to subprime borrowers in an unsafe and unsound manner that greatly increases the risk that borrowers will default on the loans or otherwise cause losses to Fremont, including (1) adjustable-rate mortgage products that qualify borrowers for loans with low initial payments based on an introductory rate that will expire after an initial period, without adequate analysis of the borrower's ability to repay at the fully indexed rate, (2) adjustable-rate mortgage products containing features likely to require frequent refinancing to maintain affordable monthly payment or to avoid foreclosure, and (3) loans or loan arrangements with loan-to-value ratios approaching or exceeding 100 percent of the value of the collateral;

      * Making mortgage loans without adequately considering the borrower's ability to repay the mortgage according to its terms;

      * Operating in violation of Section 23B of the Federal Reserve Act, in that Fremont engaged in transactions with its affiliates on terms and under circumstances that in good faith would not be offered to, or would not apply to, nonaffiliated companies; and

      * Operating inconsistently with the Federal Deposit Insurance Corporation's Interagency Advisory on Mortgage Banking and Interagency Expanded Guidance for Subprime Lending Programs.

         According to the announcement, the cease and desist order also requires Fremont to take a number of steps, including (1) having and retaining qualified management; (2) limiting Fremont General's and Fremont General Credit Corporation's representation on Fremont's board of directors and requiring that independent directors comprise a majority of Fremont's board of directors; (3) revising and implementing written lending policies to provide effective guidance and control over Fremont's residential lending function; (4) revising and implementing policies governing communications with consumers to ensure that borrowers are provided with sufficient information; (5) implementing control systems to monitor whether Fremont's actual practices are consistent with its policies and procedures; (6) implementing a third-party mortgage broker monitoring program and plan; (7) developing a five-year strategic plan, including policies and procedures for diversifying Fremont's loan portfolio; (8) implementing a policy covering Fremont's capital analysis on subprime residential loans; (9) performing quarterly valuations and cash flow analyses on Fremont's residual interests and mortgage servicing rights from its residential lending operation, and obtaining annual independent valuations of such interests and rights; (10) limiting extensions of credit to certain commercial real estate borrowers; (11) implementing a written lending and collection policy to provide effective guidance and control over Fremont's commercial real estate lending function, including a planned material reduction in the volume of funded and unfunded nonrecourse lending and loans for condominium conversion and construction as a percentage of Tier I capital; (12) submitting a capital plan that will include a Tier I capital ratio of not less than 14% of Fremont's total assets; (13) implementing a written profit plan; (14) limiting the payment of cash dividends by Fremont without the prior written consent of the Federal Deposit Insurance Corporation and the Commissioner of the California Department of Financial Institutions; (15) implementing a written liquidity and funds management policy to provide effective guidance and control over Fremont's liquidity position and needs; (16) prohibiting the receipt, renewal or rollover of brokered deposit accounts without obtaining a Brokered Deposit Waiver approved by the Federal Deposit Insurance Corporation; (17) reducing adversely classified assets; and (18) implementing a comprehensive plan for the methodology for determining the adequacy of the allowance for loan and lease losses.